Form 10-Q
period 2016-06-30
FOTV Media Networks Inc.
filed 2016-10-03
CIK 1656589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-212396

FOTV MEDIA NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3343730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

338 N. Canon Drive, 3rd Floor, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip code)

(877) 733-1830

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of September 30, 2016, there were 39,225,294 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “FOTV,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to FOTV Media Networks Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOTV Media Networks Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$473	$659
Accounts receivable, net	1,222	3,190
Advances to related entities	655	—
Inventory	67	12
Current prepaid content library, net	109	230
Other current assets	1,273	1,056

Total current assets	3,799	5,147
Non-current prepaid content library, net	181	234
Property and equipment, net	2,650	1,984
Film library, net	2,150	1,723
Intangibles, net	20,218	15,900
Goodwill	5,415	—
Other non-current assets	12	27

Total assets	$34,425	$25,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities, including related parties	$10,553	$9,404
Deferred Revenue	145	230
Notes payable – related parties – current portion	50	—
Deferred tax liability – current portion	325	176

Total current liabilities	11,073	9,810
Notes payable – related parties less current portion	481	641
Deferred tax liability, less current portion	4,744	2,640

Total liabilities	16,298	13,091

Commitments and contingencies	—	—
Stockholders’ equity:
Series A Convertible Preferred Stock, $0.001 par value; 381,247 and no shares issued and outstanding, respectively	—	—
Common Stock, $0.001 par value; 39,225,294 and 37,312,500 shares issued and outstanding, respectively	39	37
Additional paid-in capital	87,690	68,979
Accumulated deficit	(69,651)	(57,419)
Accumulated other comprehensive income	49	327

Total stockholders’ equity	18,127	11,924

Total liabilities and stockholders’ equity	$34,425	$25,015

The accompanying notes are an integral part of these condensed consolidated interim financial statements

FOTV Media Networks Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	For three months ended June 30,		For six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,575	$4,528	$6,064	$6,764
Cost of revenues	(2,931)	(3,341)	(6,795)	(5,969)
Platform technology and development expense	(739)	(377)	(1,274)	(773)
Depreciation and amortization expense	(1,402)	(339)	(2,569)	(692)
General and administrative expenses	(4,216)	(2,504)	(8,225)	(4,966)

Loss from operations	(6,713)	(2,033)	(12,799)	(5,636)

Other income (expense)
Interest expense – related party	—	(86)	430	(86)
Other income	430	—	—	—

Loss before income taxes	(6,283)	(2,119)	(12,369)	(5,722)
Provision for income taxes	81	—	137	—

Net loss	(6,202)	(2,119)	(12,232)	(5,722)

Other comprehensive loss
Foreign currency translation loss	(196)	(692)	(278)	(113)

Comprehensive loss	$(6,398)	$(2,811)	$(12,510)	$(5,835)

Net loss per share – basic and dilutive	$(0.16)	$(0.08)	$(0.33)	$(0.16)

Weighted-average common shares outstanding – basic and dilutive	39,356,919	37,312,500	38,440,784	37,312,500

The accompanying notes are an integral part of these condensed consolidated interim financial statements

FOTV Media Networks Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Loss	$(12,232)	$(5,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Additions to prepaid content library	(62)	(452)
Depreciation and amortization expense	2,686	808
Stock option expense	393	—
Deferred tax liability	(137)	—
Gain on sale of asset	(430)	—
Changes in operating assets and liabilities:
Account receivable	2,195	3,362
Inventory	(55)	—
Other current assets	(292)	4
Other assets	81	—
Accounts payable and other current liabilities	737	(504)
Deferred Revenue	(75)	—

Net Cash Used in Operating Activities	(7,191)	(2,504)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,278)	(224)
Additions to intangible – film library	(621)	(290)
Advances to related parties	(655)	(138)
Cash from sale of asset	430	—
Cash paid for acquisition of OVG, net of cash received	51	—

Net Cash Used in Investing Activities	(2,073)	(652)

Cash Flows From Financing Activities:
Issuance of series A convertible preferred stock for cash, net of issuance costs	2,113	—
Issuance of common stock for cash	7,241	—
Capital contribution from stockholder	—	5,963
Capital distributions to stockholder	—	(3,070)
Repayment of notes payable – hologram, net	(210)	—
Advances from director, net	—	863

Net Cash Provided by Financing Activities	9,144	3,756

Net Increase in cash and cash equivalents	(120)	600
Effect of exchange rate differences on cash and cash equivalents	(66)	(39)
Cash and cash equivalents, Beginning of Period	659	377

Cash and cash equivalents, End of Period	$473	$938

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Noncash investing and financing activities:
Stock options issued for acquisition of OVG	$903	$—

Shares of common stock for acquisition of OVG	$8,063	$—

Issuance of note payable for acquisition of Hologram	$1,530	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements

FOTV Media Networks Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

(in thousands, except for share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 1, 2016	—	$—	37,312,500	$37	$68,979	$(57,419)	$327	$11,924
Issuance of series A convertible preferred stock	381,247	—	—	—	2,113	—	—	2,113
Issuance of shares for cash — related party	—	—	904,980	1	7,240	—	—	7,241
Fair value of shares issued for acquisition	—	—	1,007,814	1	8,062	—	—	8,063
Fair value of stock options issued for acquisition	—	—	—	—	903	—	—	903
Fair value of equity issued for services	—	—	—	—	393	—	—	393
Foreign currency translation adjustment	—	—	—	—	—	—	(278)	(278)
Net loss	—	—	—	—	—	(12,232)	—	(12,232)

June 30, 2016	381,247	$—	39,225,294	$39	$87,690	$(69,651)	$49	$18,127

The accompanying notes are an integral part of these condensed consolidated interim financial statements

FOTV Media Networks Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three and Six Months June 30, 2016 and 2015

Note 1 – Basis of Presentation

Nature of operations

FOTV Media Networks Inc. (the “Company”, “we”, “our”, “us”, or the “Group”) was founded in the United Kingdom (“UK”) in 2007 and began operations in the United States (“US”) in 2010. The Company operates an internet-based IPTV platform serving video streams monthly to a global audience who watch the Company’s live programming, 700 linear channels, 90,000 on demand movies, documentaries, podcasts, music videos and social TV services. The Company’s programming reaches satellite audiences via DISH Network in the US, and FreeSat in Europe. In April 2016, the Company changed its name from FilmOn.TV Networks Inc. to FOTV Media Networks Inc.

In April 2016, as part of a group reorganization under common control, the Company acquired HUSA Development Inc., a company owned by the majority shareholder of the Company, which had commenced business operations during November 2015. (see Note 2 – Acquisitions). These transactions are being accounted for on the predecessor values basis as common control transactions. Upon consummation of the transaction, the results of operations of the Company, its existing subsidiaries and HUSA Development Inc. were included in the consolidated financial statements as if the companies had always been owned by the Company.

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2016, results of operations for the six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The Company’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate, these condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our final prospectus dated August 12, 2016 contained in our registration statement on Form S-1. The accompanying balance sheet at December 31, 2015 has been derived from audited financial statements, except that it has been adjusted to take account of the common control transaction that occurred in April 2016, as discussed in the basis of presentation above, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“USGAAP”).

The interim condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern (see Note 1—Going Concern).

Reverse Stock Split

On November 10, 2015, our Board of Directors and the holder of a majority of the outstanding shares of our common stock approved an amendment to our certificate of incorporation to effect a 0.375-for-1 reverse stock split of our outstanding common stock and authorized our executive officers to implement such reverse stock split at such time as they deem advisable. In February 2016, the executive officers, implemented the reverse stock split decreasing the Company’s common stock outstanding from 99,500,000 shares to 37,312,500 shares. As such, all share and per share numbers have been adjusted to reflect the reverse stock split.

Going Concern

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $12,232,000 and used $7,191,000 in cash from operations for the six months ended June 30, 2016, and had an accumulated deficit of $69,651,000 as of June 30, 2016. Since inception, the Company has financed its activities principally from regular financing injections from its majority shareholder. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful product development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research and development; dependence on third-party content providers, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfil its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, management has undertaken several initiatives, including the raising of additional financing subsequent to the period end:

In December 2015, February 2016 and May 2016, we made strategic acquisitions of businesses in order to increase our ability to generate future cash flows and enhance product offerings.

In May 2016 and June 2016, the Company raised $2,440,000 through a private placement. In the private placement, the Company placed 381,247 new shares of Series A Convertible Preferred Stock (see Note 4).

During the six months ended June 30, 2016, the majority shareholder purchased 904,980 shares of common stock for a purchase price of $7,241,000, throughout the period.

There can be no assurance however that financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for the remainder of 2016 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its existing cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern through its major shareholder, or through other avenues.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Management has established the last day of its year end as the date of our annual goodwill and indefinite-lived intangible asset impairment assessment. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

Note 2 – Acquisitions and Sale of Assets

OV Guide Inc. Acquisition

On March 8, 2016, we completed the acquisition of OVGuide Inc. (“OVG”). For accounting consideration, we had effective control of OVG on February 29, 2016. Founded in 2006, OVG is a privately held company where users can search and discover video content on the internet. Also headquartered in Los Angeles, California, we believe this deal enables the Company to broaden its content offering by leveraging the innovative video search technology employed by OVG.

The acquisition took place using a statutory merger instrument which involved the Company issuing 1,007,814 shares of the Company’s common stock in exchange for 100% of the outstanding share capital and eligible share options in OVG, which subsequently became a wholly owned subsidiary of the Company. The Company is in the process of determining the fair value of the assets and liabilities acquired in accordance with ASC 805. The following information is based on management’s estimate.

The Company has estimated the fair value at the consideration due; subject to the contingent payments, (see below), as follows (in thousands):

Estimated fair value of shares issued	$8,063
Estimated fair value of stock options purchased	903
Estimated cash acquired	(51)

Purchase price	$8,915

Fair value of shares issued

The Company has estimated the fair value of the shares to be $8.00 per share for a total estimated value of $8,063,000. Of the total shares issuable, 100,782 shares are being held in an escrow account (“Hold-Back Participants”). The Hold-Back Participants are being retained for indemnity obligations. Of the total Hold-Back Participants, 50,391 shares will be released on the six-month anniversary of the acquisition and the remaining 50,391 shares will be released on the one-year anniversary of the acquisition.

Fair value of stock options purchased

In accordance with the merger agreement, the Company was required to replace, with the Company’s stock options, the outstanding stock options, which were in the money, of OVG as of the date of the merger. As of the acquisition date, OVG had a total of 5,620,500 stock options, in the money, outstanding. Of the total stock options outstanding, 5,135,823 options were vested. The value of the vested option was estimated to be $903,000. The Company has attributed the $903,000 as a component of the purchase price. The remaining value of the outstanding stock options will be treated as post-merger compensation and be charged to income over the vesting period of one year. The Company estimated the value of the stock options to be approximately $259,000 using the Black-Scholes option pricing formula. For the three and six months ended June 30, 2016, The Company has recorded stock option expenses of approximately $97,000 and $129,000, respectively.

Bonus Shares

The Company is obligated to issue shares of the Company’s common stock for an aggregate fair value of $800,000 as a bonus to key employees (“Bonus Shares”). The Bonus Shares Plan will provide that (i) Bonus Shares will vest one year following closing, provided that the key employee remains employed by the Company or one the Company’s affiliates, except that the Bonus Shares will fully vest in the event of a termination of a key employee’s employment without cause; (ii) the Bonus Share, to the extent vested, shall be settled in shares of the Company’s common stock on the one year anniversary of the closing; and (iii) any Bonus Shares forfeited as a result of not vesting may be reallocated among the key employees within one year following the closing by mutual agreement between the chief executive officer of the Company and the chief executive officer of OVG. The Company has determined that the bonus shares are post-merger compensation, as such, the bonus shares will be accounted for in accordance with ASC 718 Compensation – Stock Compensation and charged to income over the period earned.

Purchase price adjustment

The acquisition agreement sets out a formula for issuing additional shares to the OVG shareholders if the Company does not succeed in having a successful initial public offering (“IPO”) of its shares, with the Securities and Exchange Commission, within twelve months of the closing date. Also, if the share price, in the IPO, is less than $8.00, there is a formula for additional shares to the OVG shareholders, as follows:

(a)	Upon the effectiveness of an IPO of the Company that is consummated on or before the one-year anniversary of the closing, if the initial price to public of the Company’s common stock in the IPO is less than the Company’s common stock (Cash) value per share, then Company shall issue additional shares of Company’s common stock to the Holdback Participants, Option holders and Bonus Recipients (with each Holdback Participant, Option holder and Bonus Recipient having the right to receive such person’s Pro Rata Portion of such aggregate number of shares of the Company’s common stock), for no additional consideration), equal to (i) the quotient of (1) $10,000,000 divided by (2) the IPO True-Up Price (as defined below), minus (ii) the quotient of (1) $10,000,000 divided by (2) the Company’s common stock (cash) value per share. “IPO True-Up Price” means a price per share calculated by dividing the pre- money valuation of the Company for purposes of the IPO by the Company’s fully diluted capitalization immediately prior to the IPO; provided, that the IPO True-Up Price shall not exceed the Company’s common stock (cash) value per share and shall not be less than the price per share obtained by dividing $200,000,000 by the Company’s fully diluted capitalization immediately prior to the IPO.

(b)	If the Company does not consummate an IPO on or before the one-year anniversary of the closing, then the Company shall issue additional shares of the Company’s common stock to the Holdback Participants, Option Holders and Bonus Recipients (with each Holdback Participant, Option holder and Bonus Recipient having the right to receive such person’s Pro Rata Portion of such aggregate number of shares of the Company’s common stock), for no additional consideration, equal to (i) the quotient of (1) $10,000,000 divided by (2) the Alternative True-Up Price (as defined below), minus (ii) the quotient of (1) $10,000,000 divided by (2) the Company’s common stock (cash) value per share. “Alternative True- Up Price” means a price per share calculated by dividing $250,000,000 by the Company’s fully diluted capitalization on the first day following the one-year anniversary of the closing.

The Company’s management has evaluated the above provision and determined the provision to be a free- standing derivate instrument in accordance with ASC 815—Derivatives and Hedging. As such, the Company will fair value the instrument, each reporting period, with the fair value adjustment to the statement of operations. At issuance date the fair value of the derivative was $nil, and at June 30, 2016, the fair value of the derivative was also estimated by management to be $nil.

Purchase Price Allocation

The Company negotiated the purchase price based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks. The acquisition purchase price is allocated on a preliminary basis based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. The following table summarizes (in thousands) the preliminary fair values of the assets acquired and liabilities assumed related to the acquisition:

Current assets		$468
Property and equipment		12
Other assets		8
Intangible assets:
Trade name	500
Customer relationships	4,200
Developed technology	1,300	6,000

Current liabilities		(498)
Notes payable		(100)
Deferred tax liability		(2,390)
Goodwill		5,415

Purchase price		$8,915

Intangible Assets

The developed technology intangible assets relate to OVG’s products across all of their product lines that have reached technological feasibility, primarily the technology to operate the Company’s website. Customer relationships represent existing contracted relationships with affiliate marketing partners. The estimated lives of each component is as follows:

Intangible Asset	Life in Years
Trade name	10
Customer relationships	6
Developed technology	8

The estimated fair values of the identifiable intangible assets, which include developed technology, trade name and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values ranged from 24.5% to 25.9% and were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method.

The Company did not record any in-process research and development assets as OVG’s major technology projects are either substantially complete or primarily represent improvements and additional functionality to existing products for which a substantial risk of completion does not exist.

Developed technology, trade names and customer relationships will be amortized on a straight-line basis over their estimated useful lives.

Deferred tax liability

The Company has recorded a deferred tax liability for the difference between the book and tax basis of the intangible assets.

Unaudited Pro forma operating results

The following unaudited pro forma information presents the combined results of operations as if the acquisition had been completed on January 1, 2015, the beginning of the comparative interim reporting period. The unaudited pro forma results include amortization associated with preliminary estimates for the acquired intangible assets on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations (in thousands).

Revenue and earnings of the combined entity as though the business combination occurred as of the beginning of January 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Revenues	$6,721	$13,888

Net Loss	$(12,105)	$(10,084)

Revenue and earnings recognized since the date of acquisition are as follows from March 1, 2016 through June 30, 2016:

Revenues	$873

Net Loss	$(956)

Hologram Acquisition

In May 2016, the Company formed a wholly owned subsidiary Hologram USA Productions Inc. (“Hologram”) as a vehicle to enter into a transaction with HUSA Development Inc. (“HUSA”), a company owned by the majority shareholder of the Company. Hologram acquired the net assets and liabilities of HUSA’s Holographic Projection System installation business (the “Business”), which constitute a business, as defined by ASC 805. The Business relates to the use of certain technology for projecting hologram images. The Business installs the projection equipment, on a permanent basis, in facilities that desire the ability to project hologram content. The purchase price is equal to the equity investment of the Business, as defined by USGAAP. The purchase price is approximately $1,530,000, as follows (in thousands):

Current assets	$99
Property and equipment	1,620

Current liabilities	(369)
Accumulated deficit	180

Purchase price	$1,530

The purchase price is due and payable within thirty-six months from May 11, 2016. Since the transaction is between entities under common control, the Company accounted for the transaction on a predecessor basis and, as such, the consolidated financial statements as of December 31, 2015 have been revised to represent the new business on a pooling of interest basis to include the Business from its date of inception in November 2015.

Revenue and earnings recognized for the six months ended June 30, 2016, as follows (in thousands):

Revenues	$—

Net Loss	$(360)

In conjunction with the acquisition of the Business, Hologram and HUSA have entered into an exclusive distribution agreement for Hologram to control the sales, licensing, distribution and other commercial exploitation of holograms owned by HUSA. The term of the distribution agreement is five years, with successive one-year extensions unless written notice of termination by either party. The parties will share, in equal proportion, the net revenues from all exploitation of the holograms. Net revenues is defined as the gross revenue less all direct costs and expenses incurred by Hologram in the distribution and commercial exploitation of the holograms.

Sale of asset the Sky Channel

In May 2016, the Company sold its Sky Channel (“Channel”) to unrelated third party for approximately $430,000. The sales price of $430,000 was paid in-full upon transfer of the Channel.

Note 3 – Related Parties

During the normal course of business, the Group enters into various transactions with both Anakando Limited and other related parties whereby the Company or the related parties pay expense on behalf of the other company. As of June 30, 2016, the net balance due from the related parties (ETV, Inc., Hologram USA Production Inc., Alki David Productions, Inc. and Hologram USA, Inc.) was approximately $655,000.

Notes Payable – related parties

Notes payable to related parties consisted of the following

	June 30, 2016	December 31, 2015
	(Unaudited)
Note payable to a shareholder of the Company, various dates, due on demand, interest at 2.38% per annum	$25,000	$—
Note payable to a shareholder of the Company, various dates, due on demand, interest at 2.38% per annum	25,000	—
Note payable to a shareholder of the Company, dated December 31, 2011 and February 2018, interest at 2.38% per annum	50,000	—
Note payable to HUSA for purchase of Hologram, non-interest bearing, due in May 2019	431,000	641,000

Total	531,000	641,000
Less current portion	50,000	—

Long-term portion	$481,000	$641,000

As of June 30, 2016, the remaining balance due for the Hologram acquisition note payable was approximately $431,000. For the period from November 2015 through June 30, 2016, the Company made payments on behalf of HUSA. These payments of approximately $1,099,000 were used to reduce the principal balance due.

Services provided by related party

Alki David Productions, an entity owned by the Company’s Chairman and Chief Executive Officer, Alkiviades (Alki) David, performed production services for the Company. The production cost totaled approximately nil and $139,000 for the three months ended June 30, 2016 and 2015, respectively, $38,000 and $240,000 for the six months ended June 30, 2016 and 2015, respectively, which has been recorded as additions to intangible – film library.

The Company has contracted with 111 PIX UA to provide services for the development and maintenance of the Company’s technology platform. 111 PIX UA is owned and operated by the Company’s Chief Technology Officer, who is a stockholder of the Company. The Company has paid for these services approximately $395,000 and $430,000 for the three months ended June 30, 2016 and 2015, respectively, $821,000 and $790,000 for the six months ended June 30, 2016 and 2015, respectively, which has been charged in platform technology and development expenses. There was no liability due to 111 PIX UA as of June 30, 2016 and 2015, respectively.

Note 4 – Stockholders’ Equity

For the three and six months ended June 30, 2016, the Director contributed $2,151,000 and $7,241,000, respectively, to fund the Company’s operating deficits. The Company issued to the Director 268,882 and 904,980 shares, respectively, of the Company’s common stock at a value of $8.00 per share as settlement for the contribution.

Stock Options

In conjunction with the acquisition of OVG, the Company was required to issue stock options to purchase 5,620,500 shares of the Company’s common stock (“Options”). The Options were issued to the OVG employees who held OVG stock option that were vested and in-the-money at the date of the acquisition. The Options have an exercise price of $2.0503, expire three months from the date the employee terminates employment with the Company. The Options shall vest 50% on the six-month anniversary of the Closing, and the remaining 50% shall vest in equal monthly installments over the six months thereafter. As of June 30, 2016, none of the options were vested, the weighted average fair value was approximately $0.21 per option for a total aggregate fair value of approximately $1,162,000. Of the total aggregate fair value approximately $903,000 was attributed to pre-acquisition cost with the remaining $259,000 relating to post acquisition cost. During the three and six months ended June 30, 2016, the Company expensed approximately $297,000 and $393,000, respectively.

Issuance of Series A Convertible Preferred Stock

On May 2, 2016, we received gross proceeds of approximately $2,214,000, or $1,928,000 after issuance cost of approximately $286,000, from a private placement of our series A convertible preferred stock (the “2016 Private Placement”), convertible into 345,997 shares of our common stock, and warrants to purchase 51,894 shares of common stock, pursuant to the terms of a Securities Purchase Agreement with a small number of accredited investors. We subsequently received on June 24, 2016, an additional $226,000 in gross proceeds, or $185,000 after issuance cost of approximately $41,000, from the sale of our series A preferred stock, convertible into 35,250 shares of our common stock, and warrants to purchase 5,287 shares of common stock, in a second closing of the 2016 Private Placement. The series A preferred stock is convertible into shares of common stock automatically upon the closing of our pending initial public offering. The conversion price of the series A preferred stock is $6.40 per share, representing a 20% discount to the initial public offering price per share in our pending initial offering. The conversion price is subject to adjustment if at any time during the period commencing on the closing date of our pending initial offering and ending on the first anniversary of that date, we issue in a financing additional shares of common stock or other equity or equity linked securities that exceed an aggregate of 10,000 shares at a purchase, conversion or exercise price less than $6.40 per share. In any such case, we have agreed to issue additional shares of common stock to the investors so that the effective purchase price per share in the 2016 Private Placement is the same per share purchase, conversion or exercise price of such additional shares. The Company’s management has evaluated this provision and determined the provision to be a free-standing derivate instrument in accordance with ASC 815 - Derivatives and Hedging. As such, the Company will fair value the instrument, each reporting period, with the fair value adjustment to the statement of operations. At issuance date the fair value of the derivative was $nil, and at June 30, 2016, the fair value of the derivative was also estimated by management to be $nil.

Note 5 – Business Segments and Geographic Information

Following the acquisition of CinemaNow on December 28, 2015, OVG on February 29, 2016 and Hologram on May 11, 2016, the Company now operates and internally manages four distinct operating segments. The reportable segments are each managed separately because they operate and manage distinct products with different revenue models.

FOTV

FOTV operates an internet-based IPTV platform serving video streams monthly to a global audience who watch the Company’s live programming, linear channels, and on demand movies, documentaries, podcasts, music videos and social TV services. The Company’s programming reaches satellite audiences via DISH Network in the US, and FreeSat in Europe.

CinemaNow

CinemaNow is an over-the-top provider that enables transactional digital storefronts across multiple territories by managing the entire content supply chain from licensing to encoding, storage, delivery and commerce reporting.

OVG

OVG is the comprehensive guide that facilitates the discovery, and consumption, of online video. OVG cross platform service has millions of monthly users globally across desktop, mobile web, iOS, Android and Roku. The OVG portal provides millions of ad supported videos across over 20 categories, but is focused on Movies and TV shows. OVG provides this service with a robust, automated, cloud based infrastructure that includes a comprehensive OTT data set, a streaming video platform that supports OVG and third party applications, and proprietary tagging technology. Since the acquisition of CinemaNow was recorded as of December 31, 2015 and OVG was recorded as of February 29, 2016, all operating activity for the three and six months ended June 30, 2016 are a result of the FOTV segment.

Hologram

Hologram uses patented technology for the projecting of hologram images. Hologram will enter into contracts with theaters owners (“Theaters”) to install the projection equipment, on a permanent basis, in Theaters that desire the ability to project hologram content. Hologram is responsible for the maintaining the installed equipment and providing the Theaters with hologram content. The Hologram and the Theaters will share equally in the box office receipts for the showing of the hologram content. As of June 30, 2016, Hologram has not in entered into an agreement with a Theater. Currently, Hologram is creating its own theater in Hollywood, California. Hologram has entered into an agreement to lease a theater and is renovating and installing the projection technology.

The reportable operations by segment are as follows for the three and six months ended June 30, 2016, in thousands:

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
FOTV	$721	$4,528	$2,271	$6,764
CinemaNow	1,208	—	2,920	—
OVGuide	646	—	873	—
Hologram	—	—	—	—

Total	$2,575	$4,528	$6,064	$6,764

	Net loss
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
FOTV	$(3,895)	(2,119)	$(8,190)	(5,772)
CinemaNow	(1,307)	—	(2,727)	—
OVGuide	(640)	—	(955)	—
Hologram	(360)	—	(360)	—

Total	$(6,202)	(2,119)	$(12,232)	(5,772)

Total segment assets as of June 30, 2016:

FOTV	$6,063
CinemaNow	14,948
OVGuide	11,755
Hologram	1,659

Total assets	$34,425

Geographical information

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in four geographic regions: North America, United Kingdom, Central Europe and Rest of the world. The following table presents total revenues by geographic regions for the three and six months ended June 30 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
North America	$2,152	$441	$4,791	$1,029
Central Europe	148	1,466	582	2,317
United Kingdom	197	2,430	489	3,191
Rest of world	78	191	202	227

	$2,575	$4,528	$6,064	$6,764

For the three and six months ended June 30, 2016, the Company had no significant customers.

For the three and six months ended June 30, 2015, the Company had one and two customers, respectively, whose revenues were approximately 17%, 39% and 12% of total revenues for that period.

Note 6 – Subsequent Events

On August 12, 2016, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (the “SEC”) in connection with its IPO for the issuance and sale, on a best efforts basis, of a minimum of 2,500,000 shares and a maximum of 3,750,000 shares of the Company’s common stock. The Company will have an initial closing of the IPO at such time as 2,500,000 shares are sold in the offering, subject to customary closing conditions contained in the Company’s Underwriting Agreement for the IPO, and the offering will continue until the earlier of the sale of all 3,750,000 shares or October 11, 2016.

Subsequent to June 30, 2016, the Company’s Director contributed approximately $4,400,000 to fund the Company’s operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 12, 2016, the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (the “SEC”) in connection with its IPO for the issuance and sale, on a best efforts basis, of a minimum of 2,500,000 shares and a maximum of 3,750,000 shares of the Company’s common stock. The Company will have an initial closing of the IPO at such time as 2,500,000 shares are sold in the offering, subject to customary closing conditions contained in the Company’s Underwriting Agreement for the IPO, and the offering will continue until the earlier of the sale of all 3,750,000 shares or October 11, 2016.

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.” The statements, which are not historical facts contained in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may,” “would,” “could,” “should,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “intends,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding (including our initial public offering), our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

All forward-looking statements in this document are based on our current expectations, intentions and beliefs using information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, except as required by law. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company History

In 2007, Alkiviades (Alki) David, the Chairman and Chief Executive Officer of our company, formed FilmOn TV UK Ltd. (formerly known as FilmOn.com Plc) in the United Kingdom. Through FilmOn TV UK Ltd., he began amassing digital video content and streaming it over the internet. In September 2010, Mr. David brought the FilmOn concept to the United States, establishing multiple FilmOn entities for the creation, collection and distribution of digital video content. He also established operations in Beverly Hills, California. In September 2011, Mr. David formed FilmOn.TV Networks Inc. in Delaware. He used FilmOn.TV Networks Inc. as the United States holding company for the United States-based FilmOn entities and operations he had established. In August 2012, as part of a reorganization of the FilmOn group of companies, FilmOn.TV Networks Inc. acquired FilmOn TV UK Ltd. in a stock-for-stock exchange in which FilmOn.TV Networks Inc. became the holding company for all the United Kingdom -based FilmOn operations. In August 2015, pursuant to a further reorganization, all of the other United States FilmOn entities consolidated under FilmOn.TV Networks Inc.

Expanding thereafter in the United States, in December 2015, we acquired 100% of the membership interests of CinemaNow, LLC through our acquisition of its parent holding company Reliance Majestic Holdings, LLC and, in February 2016, we acquired 100% ownership of OVGuide Inc. through the merger of our newly-formed, wholly-owned subsidiary with and into OVGuide. Following the acquisitions, we changed our corporate name to FOTV Media Networks Inc. from FilmOn.TV Networks Inc. to reflect our broader media focus and transferred all of our contracts, assets and properties relating to our historical FilmOn.TV Networks operations to a separate newly-formed subsidiary that we named FilmOn.TV Networks Inc. In April 2016, we formed a wholly owned subsidiary, Hologram USA FOTV Productions Inc. , as a vehicle to acquire the holographic projection system installation business of HUSA, a company affiliated with Mr. David. The following chart reflects the current corporate structure of our key operating units:

Overview

We are a fast growing OTT provider of streaming video, audio and other digital media content. We offer live and on-demand video streams, including our live programming, linear channels, on-demand movies and television shows, documentaries, music videos, podcasts and original social television programming, to a global audience of more than 75 million viewers. Our current operations are conducted through our four primary operating subsidiaries.

•	CinemaNow – CinemaNow, LLC, which we acquired in December 2015, is an OTT provider of on-demand movies and television shows in the United States, Canada and the United Kingdom through its site cinemanow.com, which allows users to purchase or rent movies and television shows directly from CinemaNow on internet-enabled devices. CinemaNow was founded in 1999 as one of the first OTT platforms and has long standing arrangements with major television and film studios and a library of over 65,000 titles.

•	Hologram – Hologram USA FOTV Productions Inc. holds the exclusive global broadcast and streaming distribution rights for all media for original holographic shows in which the holograms of famous deceased singers such as Whitney Houston, Liberace, Tammy Wynette, Nat King Cole and Roy Orbison and comedians such as Red Foxx and Andy Kaufman perform for new live audiences, known as “resurrection shows.” These shows are developed for Hologram USA Productions Inc. in cooperation with HUSA Development Inc. (a company affiliated with Alkiviades (Alki) David, our Chairman and Chief Executive Officer), and distributed pursuant to a license from Hologram USA Inc., the exclusive patent license holder in the United States and Canada of the projection system technology for presenting holographic shows. We acquired Hologram in April 2016.

•	FilmOn – FilmOn.TV Networks Inc.’s FilmOn.com and its related television broadcast network FilmOnTV offer live and on demand video streams, including live events, linear channels, on-demand movies, documentaries, music videos, podcasts and original social television programming. FilmOn.com, which was launched in 2007, has been our core operating business since our inception and is available worldwide and FilmOnTV is available in the United States and Europe.

•	OVGuide – OVGuide Inc., which we acquired in March 2016, is an online portal that allows users to search and discover videos online through its website OVGuide.com. The site offers OTT viewing of all types of videos including free full-length movies, television shows, trending viral videos and short video clips. If free streaming content is not available on OVGuide.com for a movie or television title, OVGuide.com also directs users to the right platform, subscription service or VOD site to access the desired content. OVGuide began operations in 2006 and is accessible worldwide in mobile web format and as an app for Android, iOS and Roku.

All of our OTT platforms, which contain multiple interactive features and are highly customizable, are available through any internet-connected device including computers, smart phones (iPhone or Android), tablets and iPads, and internet-enabled set-top boxes and devices. Through these various portals, we monetize our platform through advertising, premium subscriptions, transactional video on demand, and other video and audio offerings such as pay-per-view events and licensing of our digital media. In addition to our vast digital media content offerings, we offer our proprietary FilmOn.com Affiliate System platform to verified partners for interest-specific programming, which can be managed through a user-friendly, web-based control panel. We also carry a number of interactive online communities such as BattleCam, a popular social television channel that incorporates user chats and user-generated live video and audio streams into our BattleCam broadcast channel. Since August 2012, under a partnership agreement with a subsidiary of Lenovo Group Ltd., the world’s largest personal computer vendor by unit sales according to Gartner, Inc., an independent information technology research and advisory company, our FilmOn app has been preloaded as the default OTT app on more than 19 million personal and tablet computers manufactured by Lenovo, according to Lenovo’s data, as well as offered for download in its app store, providing direct access to our platform to millions more Lenovo users.

In 2007, Alkiviades (Alki) David, the Chairman and Chief Executive Officer of our company, formed FilmOn TV UK Ltd. (formerly known as 111PIX Ltd.) in the United Kingdom. Through FilmOn TV UK Ltd., he began amassing digital video content and streaming it over the internet. In September 2010, Mr. David brought the FilmOn concept to the United States, establishing multiple FilmOn entities for the creation, collection and distribution of digital video content. He also established operations in Beverly Hills, California. In September 2011, Mr. David formed FilmOn.TV Networks Inc. in Delaware. He used FilmOn.TV Networks Inc. as the United States holding company for the United States-based FilmOn entities and operations he had established. In August 2012, as part of a reorganization of the FilmOn group of companies, FilmOn.TV Networks Inc. acquired FilmOn TV UK Ltd. in a stock-for-stock exchange in which FilmOn.TV Networks Inc. became the holding company for all the UK-based FilmOn operations. In August 2015, pursuant to a further reorganization, all of the other U.S. FilmOn entities consolidated under FilmOn.TV Networks Inc.

Expanding thereafter in the United States, in December 2015, we acquired 100% of the membership interests of CinemaNow, LLC through our acquisition of its parent holding company Reliance Majestic Holdings, LLC and, in March 2016, we acquired 100% ownership of OVGuide.com, Inc. through the merger of our newly-formed, wholly-owned subsidiary with and into OVGuide. Following the acquisitions, we changed our corporate name to FOTV Media Networks Inc. from FilmOn.TV Networks Inc. to reflect our broader media focus and transferred all of our contracts, assets and properties relating to our historical FilmOn.TV Networks operations to a separate newly-formed subsidiary that we named FilmOn.TV Networks Inc. In April 2016, we formed a wholly owned subsidiary, Hologram, as a vehicle to acquire the holographic projection system installation business of HUSA, a company affiliated with Mr. David.

Revenue Model

Currently, the majority of our content is free, and our business model can presently be characterized as “freemium,” meaning that our content is largely advertising supported and is available to be watched at no cost. We also offer premium subscription-based video content. For a fee ranging from $9.99 to $19.99 per month (depending on the amount of digital video recording storage space selected), premium subscribers have access to our premium channels, pay-per-view specials, special live events (e.g., boxing and music concerts), an HD quality signal for all channels (where available), no advertising and the ability to record a set number of hours of programs. Free viewers are entitled to only an SD quality signal. In addition, we offer transactional VOD (pay-per-view, as well as digital video purchases) viewing that allows users to purchase or rent only the digital video content that they wish to own or view for a limited time.

Our FilmOn and CinemaNow platforms are customizable for affiliate partner video services and white label opportunities, and we have a team of platform developers who are constantly upgrading and customizing our video service platforms. These platforms may be licensed to third parties at market rates. Additionally, in August 2012, we entered into a strategic alliance with a subsidiary of Lenovo Group Ltd., the world’s largest personal computer vendor by unit sales, to preload the FilmOn app on Lenovo products.

We have to date financed our operations through equity investments and loans made through Anakando Ltd., which is owned by Alkiviades (Alki) David, our Chairman and Chief Executive Officer, and affiliated companies and with the net proceeds of our recent private placement. As of the initial closing of this offering, all related party notes payable and stockholder advances reflected in our consolidated financial statements will be converted to equity as additional paid-in capital and we will have no outstanding indebtedness. See “Certain Relationships and Related Party Transactions.”

Recent Developments

No recent developments.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements included in our final prospectus dated August 12, 2016 contained in our registration statement on Form S-1.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of our operations for the three months ended June 30, 2016 compared to our results of operations for the three months ended June 30, 2015:

	Three Months Ended June 30, (in thousands)
	2016	2015
Statement of Operations Data:
Revenues	$2,575	$4,528
Operating expenses:
Cost of revenues	2,931	3,341
Platform technology and development expenses	739	377
Depreciation expenses	1,402	339
General and administrative expenses	4,216	2,504

Total operating expenses	9,288	6,561

Loss from operations	(6,713)	(2,033)
Total other income (expense)	430	(86)

Loss before income taxes	(6,283)	(2,119)
Provision for income taxes	81	—

Net loss	$(6,202)	$(2,119)

Revenue

Total revenue for the three months ended June 30, 2016 was $2,575,000 compared to $4,528,000 for the same period in 2015, a decrease of 43%.

	Three Months Ended June 30, (in thousands)
	2016	2015
Total Revenue:
Advertising revenue	$702	$4,411
Transactional revenue	835	—
Affiliate revenue	267	—
Subscription revenue	169	117
White-label revenue	373	—
Sponsorship revenue	154	—
Other revenue	75	—

Total Revenue	$2,575	$4,528

	Three Months Ended June 30,
	2016	2015
Key Advertising Metrics:
Total available pre-roll video ad impressions (in thousands)	81,647	6,460,372
Sell through %	23.7%	7.05%
Total pre-roll video ad impressions sold (in thousands)	19,002	455,606
Average monthly subscribers	2,542	2,215
Average monthly number of DVR hours ordered	3,013	2,507

The largest portion of our revenue is derived from pre-roll video and display advertising and streaming (“Advertising Revenue”) and rental of video assets (“Transactional Revenue”), from our acquisition of CinemaNow, which accounted for 27% and 32%, respectively, of total revenue during the three months ended June 30, 2016.

Of our 2016 Advertising Revenue, $379,000, or 54% was derived from the acquisition of OVG. The remaining 2016 Adverting Revenue of $323,000 decreased by $4,088,000, from the same period in 2015. The primary decrease in Advertising Revenue was driven by the ramp-up of advertising network relationships for the sale of video pre-roll ad inserts and our shift away from selling print display ads that have a significantly lower revenue yield than video ads. While our ad inventory available to be sold to advertisers decreased significantly, the percentage sell-through rate, which is the rate at which we are able to sell our total available video ad opportunities, increased in large measure due to the migration of our advertising sales operations from our United Kingdom office to our United States office. The sell-through rate increased to 23.7% in 2016 from 7.05% in 2015, even though our sell-through rate increased the absolute number of ad impressions sold decreased significantly resulting in the decrease in revenue realized for the three months ended June 30, 2016 when compared to the same period in 2015.

Transactional Revenue is derived from the delivery of the CinemaNow titles. For the three months ended June 30, 2016, Transactional Revenue of $835,000 was derived from a total 116,634 customers who transacted 306,963 titles consisting of 164,278 purchased titles and 142,685 rented titles. 55% of customers were newly registered users for the three months while the average transaction total per customer was 2.63 titles for the period.

Affiliate revenues are generated by OVG referring its users, based on the content they are searching for or browsing, to various third party paid services at which the user executes some transaction. The affiliate fees are one time fees, or a percentage of lifetime revenue, for any subscriber who signs up for a subscription video on demand (SVOD) service, or a percentage of the rental or purchase fee on a transactional video on demand (TVOD) or ecommerce service. The majority of affiliate revenues are earned through users of the website and mobile website, with a small portion also coming from iOS and Android applications. The majority of reporting for this revenue comes from third party dashboards, since all of the tracking and transaction confirmation data comes from the third party service.

Our paid subscriber base revenue for the three months ended June 30, 2016 increased to $169,000, or 44% when compared to the same period in 2015. Also, the average number of DVR hours contracted per month by subscribers for the three months ended June 30, 2016 grew to an average of 3,013, or 20%, from an average of 2,507 hours per month for the same period in 2015, indicating an increase in subscriber loyalty and viewership of our content.

Our white labeling revenue is attributable to our acquisition of CinemaNow, which accounted for 14% of our total revenue for the three months ended June 30, 2016. During the three months ended June 30, 2016, the Company was providing white labeling services to three customers.

During the first quarter of 2016, the Company engaged in sponsorship activities. For the three months ended June 30, 2016, sponsorship revenue of approximately $154,000 was from three customers each related to three separate productions.

Cost of Revenues

Cost of revenues consists primarily of the costs associated with the operations of our websites, services and CinemaNow’s movie rental royalties owed to the licensor major studio. The operational costs consist of the delivery of CinemaNow titles and the operation FilmOn and OVG websites and services, namely datacenter and bandwidth costs and traffic acquisition costs. Our cost of revenues for the three months ended June 30, 2016 decreased to $2,931,000, down 12% from $3,341,000 for the same period in 2015. The decrease was a result of additional cost of $1,458,000 from our acquisition of CinemaNow and OVG offset by a $1,867,000 decrease in FilmOn’s cost of revenues due to our decreased advertising spending.

Operating Expenses

Platform Technology and Development Expenses

Our technology and website maintenance expenses consist primarily of labor and related costs to maintain our websites and streaming infrastructure. Technology and website maintenance expenses for the three months ended June 30, 2016 increased to $739,000, or 96%, from $377,000 for the same period in 2015. The increase was attributable to the additional maintenance associated with the websites purchased from the acquisitions of CinemaNow and OVG.

Depreciation and Amortization Expenses

Depreciation expenses for the three months ended June 30, 2016 increased to $1,402,000, an increase of 314%, from $339,000 for the same period in 2015. The increase was attributable to amortization expense resulting from the intangible assets purchased from the acquisitions of CinemaNow and OVG.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to corporate departments and fees for professional services and includes costs related to our non-data center facilities and sales operations. General and administrative expenses for the three months ended June 30, 2016 increased to $4,216,000, an increase of 68%, from $2,504,000 for the same period in 2015. The increase was primarily attributable to the acquisition of CinemaNow, OVG and Hologram, which accounted for $1,614,000 of the increase. Also, we expanded our headquarters office space in Beverly Hills, with the addition of a Hologram demo facility and we had additional legal and professional fees related to our audits and public offering.

Other Income

Other income for the three months ended June 30, 2016 was derived from the sale of the Company’s cable channel Sky EPG in the United Kingdom.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of our operations for the six months ended June 30, 2016 compared to our results of operations for the six months ended June 30, 2015:

	Six Months June 30, (in thousands)
	2016	2015
Statement of Operations Data:
Revenues	$6,064	$6,764
Operating expenses:
Cost of revenues	(6,795)	(5,969)
Platform technology and development expenses	(1,274)	(773)
Depreciation expenses	(2,569)	(692)
General and administrative expenses	(8,225)	(4,966)

Total operating expenses	(18,863)	(12,400)

Loss from operations	(12,799)	(5,636)
Total other income (expense)	430	(86)

Loss before income taxes	(12,369)	(5,722)
Provision for income taxes	137	—

Net loss	$(12,232)	$(5,722)

Revenues

Total revenue for the six months ended June 30, 2016 was $6,064,000 compared to $6,764,000 for the same period in 2015, a decrease of 10%.

	Six Months Ended June 30, (in thousands)
	2016	2015
Total Revenue:
Advertising revenue	$2,107	$6,466
Transactional revenue	2,060	—
Affiliate revenue	361	—
Subscription revenue	358	298
Storefront revenue	860	—
Sponsorship revenue	230	—
Other revenue	88	—

Total Revenue	$6,064	$6,764

	Six Months June 30,
	2016	2015
Key Advertising Metrics:
Total available pre-roll video ad impressions (in millions)	1,332,310	13,648,173
Sell through %	12.4%	5.0%
Total pre-roll video ad impressions sold (in thousands)	165,099	680,795
Average Monthly subscribers	2,475	2,379
Average monthly number of DVR hours ordered	3,043	2,430

The largest portion of our revenue is derived from Advertising Revenue and Transactional, from our acquisition of CinemaNow, which accounted for 35% and 34%, respectively, of total revenue during the six months ended June 30, 2016.

Of our 2016 Advertising Revenue, $512,000, or 24% was derived from the acquisition of OVG. The remaining 2016 Adverting Revenue of $1,595,000 decreased by $4,871,000 for the same period in 2015. The primary decrease in Advertising Revenue was driven by the ramp-up of advertising network relationships for the sale of video pre-roll ad inserts and our shift away from selling print display ads that have a significantly lower revenue yield than video ads. While our ad inventory available to be sold to advertisers decreased significantly, the percentage sell-through rate, which is the rate at which we are able to sell our total available video ad opportunities, increased in large measure due to the migration of our advertising sales operations from our United Kingdom office to our United States office. The sell-through rate increased to 12.4% in 2016 from 5.0% in 2015, even though our sell-through rate increased the absolute number of ad impressions sold decreased significantly resulting in the decrease in revenue realized for the six months ended June 30, 2016 when compared to the same period in 2015.

Transactional Revenue is derived from the delivery of the CinemaNow titles. For the six months ended June 30, 2016, Transactional Revenue of $2,060,000 was derived from a total 197,579 customers who transacted 617,313 titles consisting of 273,194 purchased titles and 344,119 rented titles. 60% of customers were newly registered users for the six months while the average transaction total per customer was 3.12 titles for the period.

Affiliate revenues are generated by OVG referring its users, based on the content they are searching for or browsing, to various third party paid services at which the user executes some transaction. The affiliate fees are one time fees, or a percentage of lifetime revenue, for any subscriber who signs up for a subscription video on demand (SVOD) service, or a percentage of the rental or purchase fee on a transactional video on demand (TVOD) or ecommerce service. The majority of affiliate revenues are earned through users of the website and mobile website, with a small portion also coming from iOS and Android applications. The majority of reporting for this revenue comes from third party dashboards, since all of the tracking and transaction confirmation data comes from the third party service.

Our paid subscriber base for the six months ended June 30, 2016 increased to $358,000, or 20% when compared to the same period in 2015. Also, the average number of DVR hours contracted per month by subscribers for the six months ended June 30, 2016 grew to an average of 3,043 hours, or 25%, from an average of 2,430 hours per month for the same period on 2015, indicating an increase in subscriber loyalty and viewership of our content.

Our storefront revenue is attributable to our acquisition of CinemaNow, which accounted for 14% of our total revenue for the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company was providing white label service to three customers.

During the first quarter of 2016, the Company engaged in sponsorship activities. For the six months ended June 30, 2016, sponsorship revenue of approximately $230,000 was from three customers each related to three separate productions.

Cost of Revenues

Cost of revenues consists primarily of the costs associated with the operations of our websites, services and CinemaNow’s movie rental royalties owed to the licensor major studio. The operational costs consist of the delivery of CinemaNow titles and the use of the FilmOn and OVG services, namely datacenter and bandwidth costs and traffic acquisition costs. Our cost of revenues for the six months ended June, 30, 2016 increased to $6,795,000, up 14% from $5,969,000 for the same period in 2015. The increase was a result of an additional cost of $3,112,000 from our acquisition of CinemaNow and OVG offset by a $2,286,000 decrease in FilmOn’s cost of revenues due to our decreased advertising spending.

Operating Expenses

Platform Technology and Development Expenses

Our technology and website maintenance expenses consist primarily of labor and related costs to maintain our websites and streaming infrastructure. Technology and website maintenance expenses for the six months ended June 30, 2016 increased to $1,274,000, up 65% from $773,000 for the same period in 2015. The increase is attributable to the additional maintenance associated with the websites purchased from the acquisitions of CinemaNow and OVG.

Depreciation Expenses

Depreciation expenses for the six months ended June 30, 2016 increased to $2,569,000, an increase of 271%, from $692,000 for the same period in 2015. The increase was attributable to amortization expense resulting from the intangible assets purchased from the acquisitions of CinemaNow and OVG.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses (including stock-based compensation expense) related to corporate departments and fees for professional services and includes costs related to our non-data center facilities, and sales operations. General and administrative expenses for the six months ended June 30, 2016 increased to $8,225,000, an increase of 66% from $4,966,000 for the same period of 2015. The increase was primarily attributable to the acquisition of CinemaNow, OVG and Hologram, which accounted for $2,827,000 of the increase. Also, we expanded our headquarters office space in Beverly Hills, with the addition of a Hologram demo facility and we had additional legal and professional fees related to our audits and public offering.

Other Income

Other income for the six months ended June 30, 2016 was derived from the sale of the Company’s cable channel Sky EPG in the United Kingdom.

Liquidity and Capital Resources

Anakando Ltd., directly and through equity investments and loans made by its sole shareholder Alkiviades (Alki) David, our Chairman and Chief Executive Officer, and affiliated companies have financed substantially all of the development and operations of our company to date.

2016 Preferred Stock, Private Placements and Common Stock Subscriptions

On May 2, 2016, we received gross proceeds of $2,214,394 from a private placement of our series A preferred stock (the “2016 Private Placement”), convertible into 345,997 shares of our common stock, and warrants to purchase 51,894 shares of common stock, pursuant to the terms of a Securities Purchase Agreement with a small number of accredited investors. We subsequently received on June 24, 2016, an additional $225,600 in gross proceeds from the sale of our series A preferred stock, convertible into 35,250 shares of our common stock, and warrants to purchase 5,287 shares of common stock, in a second closing of the 2016 Private Placement. The proceeds from the sale of the series A preferred stock and warrants are being used by us for working capital and general corporate purposes, including payment of transaction costs and related fees.

Our series A preferred stock is convertible into shares of common stock automatically upon the initial closing of our pending initial public offering. The conversion price of the series A preferred stock is $6.40 per share, representing a 20% discount to the initial public offering price per share in our pending initial public offering. The conversion price is subject to adjustment if at any time during the period commencing on the closing date of our pending initial public offering and ending on the first anniversary of that date, we issue in a financing additional shares of common stock or other equity or equity-linked securities that exceed an aggregate of 10,000 shares at a purchase, conversion or exercise price less than $6.40 per share. In any such case, we have agreed to issue additional shares of common stock to the investors so that the effective purchase price per share in the 2016 Private Placement is the same per share purchase, conversion or exercise price of such additional shares. No adjustment will be made, however, in respect of shares of common stock or stock options issued to employees, directors or consultants at the then fair market value, or in connection with acquisitions of other entities, not to exceed 10% of the shares then outstanding on a fully-diluted basis, or that would require us to take any action that violates the rules of The Nasdaq Stock Market LLC. Each investor was issued, for no additional consideration, a three-year warrant to purchase a number of shares of our common stock as was equal to 15% of the number of shares into which the series A preferred stock purchased is convertible. The warrants are exercisable commencing upon the closing date of our pending initial public offering. The warrants have an exercise price equal to $8.00 per share, the pending initial public offering price per share in our initial public offering.

We agreed to provide the investors with “piggyback” registration rights with respect to the resale of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants in a future registration statement under the Securities Act, subject to limitations on the investors’ shares that may be imposed by the underwriter of a public offering. In connection with our 2016 Private Placement, the investors entered into lock-up agreements with us that prohibit those investors from, directly or indirectly, offering, selling, pledging or otherwise transferring or disposing of any of the shares of our common stock underlying the series A preferred stock for a period of six months following the closing date of our pending initial public offering. Bonwick Capital Partners LLC served as placement agent in connection with our 2016 Private Placement. The placement agent and its subagents received an aggregate of $117,364 in sales commissions, plus warrants to purchase 26,681 shares of our common stock at an exercise price of $8.00 per share.

During the three months ended March 31, 2016, our majority shareholder, Anakando Ltd., provided us with $5,089,000 in cash, to fund our operating activities, in exchange for an aggregate of 636,098 shares of our common stock, at a price of $8.00 per share. For the three months ended June 30, 2016, Anakando Ltd. provided us with $2,152,000 in cash to fund our operations, in exchange for an aggregate of 268,882 shares of our common stock, at a price of $ 8.00 per share.

Cash and Cash Equivalents

As of June 30, 2016, we had $473,000 in cash and cash equivalents, compared to $659,000 as of December 31, 2015, and a working capital deficit of $7,761,000 as of June 30, 2016.

Cash Flows

A summary of our operating, investing and financing activities are shown in the following table (in thousands):

	Six Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(7,191)	$(2,504)
Net cash used in investing activities	(2,073)	(652)
Net cash provided by financing activities	9,144	3,756

Net (decrease) increase in cash and cash equivalents	$(120)	$600

Cash Flows from Operating Activities

For the six months ended June 30, 2016, operating activities used $7,191,000 in cash primarily due to the Company’s net loss for the period.

Cash Flows from Investing Activities

For the six months ended June 30, 2016, $1,278,000 was used in investing activities related to capital expenditures, $621,000 was used to create film library content, $655,000 was advanced to companies related to the Company’s majority shareholder and $430,000 from the sale of the Sky Channel.

Cash Flows from Financing Activities

Anakando Ltd. provided us cash advances to support our operations in the form of additional paid-in capital in the amount of $7,241,000 during the six months ended June 30, 2016, compared to capital contributions of $5,963,000 received during the six months ended June 30, 2015. Also, Company raised an additional $2,113,000, net of offering cost, from the issuance of the Company’s series A convertible preferred stock during the three months ended June 30, 2016.

Contractual Obligations

The following table is a summary of contractual cash obligations at June 30, 2016:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$3,120	$956	$1,325	$468	$371

Total	$3,120	$956	$1,325	$468	$371

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial positions and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 1 to the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our final prospectus dated August 12, 2016 contained in our registration statement on Form S-1.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Use of Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, including the following:

•	the useful lives of property and equipment and intangible assets;

•	fair value of our common stock used to determine compensation expense for the issuance of for services service-based restricted stock awards; assumptions used in determining the need for, and amount of, a valuation allowance on net deferred tax assets; and

•	film cost amortization.

We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Going Concern

We have experienced net losses and significant cash used in operating activities since our inception and as of June 30, 2016, had an accumulated deficit of approximately $70 million, a net loss of approximately $12.5 million and net cash used in operating activities of approximately $7.2 million for the six months ended June 30, 2016. Our management expects us to continue to incur net losses and have significant cash outflows for at least the next twelve months. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements included this filing have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support our cost structure.

As at June 30, 2016, we had cash and cash equivalents of approximately $0.5 million, compared to $0.7 million at the beginning of the year. During the six months ended June 30, 2016, we received approximately $2.1 million for the issuance of our series A convertible preferred stock and we received approximately $7.2 million from our majority shareholder for the issuance of our common stock.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Management has established the last day of its year end as the date of our annual goodwill and indefinite-lived intangible asset impairment assessment. Impairment testing is performed for each of our reporting units. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, we revalue all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. Our estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from our long-range planning process. We also make estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

Intangible Assets and Film Library Costs

Film library costs include capitalizable production costs, production overhead and cost of acquired film libraries and are stated at the lower of cost less accumulated amortization. Marketing, distribution and general and administrative costs are expensed as incurred. For acquired film libraries, remaining revenues include amounts to be earned for up to ten years from the date of acquisition. Costs of film library are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the asset at the balance sheet date, which may be different than the amounts ultimately realized in future periods.

The amount by which the unamortized costs of film library exceed their estimated fair values is written off. Film library costs for projects that have been abandoned or have not been set for production within three years are generally written off. Management has determined that film library cost will be expensed using the straight-line basis over an estimated period of 15 years.

Impairment of Long-Lived Assets

We evaluate impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Impairments of property and equipment are recorded in the statement of operations as part of depreciation expense. As of December 31, 2015 and June 30, 2016, there were no impairment losses of long-lived assets.

Revenue Recognition

We have six revenue streams: advertising-supported video streaming, subscriber, video on demand purchase and rental transactions, affiliate revenues, storefront and sponsorship revenue. Revenues are derived from video advertising impressions served, monthly premium subscription packages and fees paid upon the purchase or rental of titles on demand.

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Advertising supported video streaming revenues, net of agency commissions, are recognized in the period during which underlying advertisements are broadcast or published.

Subscription revenues are recognized ratably over the membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. Deferred revenue consists of membership fees billed to members that have not been recognized.

Transactional VOD revenues are recognized at the time pay-per-view or video on demand transactions are made by viewers for each individual title purchased or rented.

Business combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized immediately. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Accounting for business combinations requires significant estimates and assumptions at the acquisition date, including estimated fair value of acquired intangible assets, estimated income tax assets and liabilities assumed, and determination of the fair value of contractual obligations, where applicable. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users and customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and inherently uncertain.

For the acquisition of business under common control we account for them as a business combination under a method similar to the pooling-of-interest method (“Pooling-of-Interest”) In accordance with Accounting Standards Codification (“ASC”) 805-50-25, the financial statements of the group shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, specifically the U.K. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by differences between our anticipated and the actual mix of earnings generated across different tax jurisdictions which have higher or lower statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between consolidated financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company did not incur or need to record any liability, interest and penalties during the years ended December 31, 2015 and the six months ended June 30, 2016. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Seasonality

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuations are the result of a seasonal pattern that reflects variations in consumer purchasing habits. When consumers buy internet-connected devices, they tend to increase their viewership of digital media, including general video streaming services. Our subscriber growth is generally greatest during the fourth and first quarters (October through March), and slowest during the second and third quarters (May through August).

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for three months ended June 30, 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Management is currently evaluating this standard, including which transition approach to use, and does not expect this ASU to materially impact our consolidated net income, financial position or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The guidance in this update applies to all entities and require their management to assess the entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards. Specifically, the update (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The update will be effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The amendments of ASU 2014-15, when adopted, are not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in general accepted accounting principals (“GAAP”) with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect these amendments to have a material effect on our financial statements.

In September 2015, the FASB issued ASU 2015-16 (ASC Topic 805), Business Combinations Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize measurement period adjustments in the period in which the adjustments are determined. The income effects of such measurement period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. The amendments in this update are for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. Management has determined that the implementation of this pronouncement does not have a material impact to our consolidated operations, financial position or cashflows.

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires the presentation of all deferred tax assets and liabilities as non-current in the consolidated balance sheet. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. Management has determined that the implementation of this pronouncement does not have a material impact to our consolidated operations, financial position or cashflows.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating this standard.

In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09. Management is currently evaluating this standard.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force) to specify how prepaid stored-value product liabilities should be derecognized. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. This standard does not have an impact on our consolidated financial statements since we sell prepaid cards for vendors and the liability for the prepaid cards is not reflected on our consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We are required to adopt this standard in the first quarter of fiscal 2018, but have early adopted this standard during the fourth quarter of fiscal 2016 as permitted. There was no impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different than amounts that had previously been recorded in our financial statements and we currently use an estimated average forfeiture rate to compute stock-based compensation expense.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2016.

We did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. In addition, there was inadequate segregation of duties due to the limitation on the number of our accounting personnel.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control Over Financial Reporting

For the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, during the normal course of our business, we are subject to various litigation claims and legal disputes most significantly in the areas of intellectual property (e.g., trademarks, copyrights and patents). Our intellectual property rights extend to our technology, business processes and the content on our website. We use the intellectual property of third parties in marketing and providing our service through contractual and other rights. Despite our efforts, from time to time, third parties have alleged, and may in the future allege, that we have violated their intellectual property rights.

We are currently parties to multiple lawsuits related to our products and services, including copyright infringement lawsuits brought by content broadcasters and intellectual property rights-holders, and we may in the future be subject to additional such lawsuits and disputes.

CBS Broadcasting Inc., NBC Studios LLC, Universal Network Television, LLC, NBC Subsidiary (KNBC-TV) LLC, Twentieth Century Fox Film Corporation, Fox Television Stations, Inc., ABC Holding Company Inc., and Disney Enterprises, Inc. filed suit against us on or about October 1, 2010 in the United States District Court for the Southern District of New York. CBS Studios Inc., Big Ticket Television, Inc., Open 4 Business Productions LLC, and American Broadcasting Companies, Inc. later joined as plaintiffs against us in the case. The plaintiffs claim that we streamed their broadcast content over the internet in violation of their intellectual property rights. We settled this case and entered into a Stipulated Consent Judgment and Permanent Injunction filed August 9, 2012 pursuant to which we agreed, among other things, to be permanently enjoined from infringing plaintiffs’ exclusive intellectual property rights to their broadcast content, including by streaming plaintiffs’ broadcast television programming over the internet. We subsequently developed and deployed a new technology to stream broadcast television programming that we believed complied with then-existing Second Circuit law. The New York district court disagreed, and on July 24, 2014, the district court held us in civil contempt for purportedly violating the August 9, 2012 injunction. On August 14, 2014, the district court entered judgment against us imposing a sanction of $90,000 and directing us to pay plaintiffs’ attorney’s fees as a result of our purported violation of the injunction. On March 8, 2016, the three-judge appellate panel of the Second Circuit Court of Appeals issued a mandate affirming the district court’s decision. On April 1, 2016, the panel awarded plaintiffs $221.00 in costs. On May 16, 2016, FilmOn.com paid a sanctions payment to the Court in the amount of $90,000. It also has made a payment to Plaintiffs to cover attorney’s fees and costs in full, after plaintiffs agreed to compromise their claims in that regard. Accordingly, the judgment has been satisfied. The parties have filed the Satisfaction of Judgment.

Fox Television Stations, Inc., Twentieth Century Fox Film Corporation, and Fox Broadcasting Company, Inc. filed suit against us on or about August 10, 2012 in the United States District Court for the Central District of California for copyright infringement, trademark infringement, and Lanham Act claims. Separately, NBCUniversal Media, LLC, Universal Network Television, LLC, NBC Subsidiary (KNBC-TV) LLC, American Broadcasting Companies, Inc., Disney Enterprises, Inc., CBS Broadcasting Inc., and CBS Studios Inc. filed suit against us on or about August 13, 2012 in the United States District Court for the Central District of California for copyright infringement. Open 4 Business Productions LLC, Telemundo Network Group LLC, WNJU-TV Broadcasting LLC, ABC Holding Company Inc., and Big Ticket Television, Inc. later joined as plaintiffs against us in the case. These two cases were consolidated on September 8, 2014. The plaintiffs claim that we streamed their broadcast content over the internet in violation of their intellectual property rights and they seek damages, attorney’s fees, and injunctive relief. On December 27, 2012, the district court entered a preliminary injunction temporarily enjoining us from retransmitting or streaming the plaintiffs’ copyrighted programming within the geographic jurisdiction of the United States Circuit Court of Appeals for the Ninth Circuit. On September 25, 2014, we amended our counterclaims to assert that we are entitled to a compulsory performance license to retransmit plaintiffs’ broadcast content pursuant to Section 111 of the 1976 Copyright Act. On July 24, 2015, the district court granted partial summary judgment to us on our counterclaim, certified that order for immediate appeal, and stayed the remainder of the case pending the outcome of that appeal. In granting partial summary judgment, the district court held that we were potentially entitled to a compulsory license under Section 111 of the Copyright Act, but also that we remain potentially liable for non-compliant secondary transmissions. The December 27, 2012 preliminary injunction remains in effect. This case is currently on an interlocutory appeal to the United States Court of Appeals for the Ninth Circuit, which agreed to consider whether the cable system compulsory license set forth in 17 U.S.C. Section 111(c) is available to Internet-based retransmission services. On August 4, 2016, the Ninth Circuit Court of Appeals held oral argument in this appeal. The remainder of the case is stayed pending appeal. We intend to continue to defend this case vigorously.

Fox Television Stations, Inc., Twentieth Century Fox Film Corporation, Fox Broadcasting Company, NBC Subsidiary (WRC-TV) LLC, NBC Studios LLC, Universal Network Television LLC, Open 4 Business Productions LLC, Telemundo Network Group LLC, American Broadcasting Companies, Inc., Disney Enterprises, Inc., and Allbritton Communications Company filed suit against us on or about May 23, 2013 in the United States District Court for the District of Columbia. CBS Broadcasting Inc., CBS Studios Inc., and TEGNA Inc. subsequently joined as plaintiffs against us in the case. The plaintiffs claim that we streamed broadcast content over the internet in violation of their intellectual property rights and they seek damages, attorney’s fees, and injunctive relief. On September 5, 2013, the district court entered a preliminary injunction temporarily enjoining us from retransmitting or streaming the plaintiffs’ copyrighted programming within the United States of America, except for the geographic boundaries of the United States Circuit Court of Appeals for the Second Circuit. We subsequently asserted a counterclaim that we are entitled to a compulsory performance license to retransmit plaintiffs’ broadcast content pursuant to Section 111 of the 1976 Copyright Act. On June 18, 2015, the plaintiffs filed a motion for summary judgment on their infringement claim and our counterclaim under Section 111 of the 1976 Copyright Act. On July 9, 2015, we filed a motion for summary judgment on our counterclaim under Section 111 of the 1976 Copyright Act. In December 2015, the plaintiffs’ motion for partial summary judgment was denied in part and granted in part, and our motion for summary judgment was denied and our counterclaim for a compulsory license to retransmit plaintiffs’ copyrighted programming under Section 111 of the Copyright Act was dismissed. Specifically, the court entered judgment as follows: “(1) FilmOn X, LLC is liable for infringing Plaintiffs’ exclusive right of public performance under section 106(4) of the Copyright Act, 17 U.S.C. § 106(4); and (2) Defendants’ counterclaim for declaratory relief that they are entitled to a statutory or compulsory license to retransmit Plaintiffs’ copyrighted programming under Section 111 of the Copyright Act, 17 U.S.C.§ 111, is dismissed.” The Plaintiffs’ motion for partial summary judgment on their copyright infringement claims with respect to FilmOn.TV Networks, Inc., FilmOn.TV, Inc., FilmOn.com, Inc. and Alkiviades (Alki) David (our Chairman and Chief Executive Officer) was denied without prejudice. We have appealed the Court’s entry of partial final judgment on our counterclaim to the District of Columbia Circuit. The district court has ordered that discovery on all remaining issues in the case shall proceed while the appeal is pending. Plaintiffs have elected to pursue statutory damages as opposed to actual damages for their claims of copyright infringement. Among other things, the parties are conducting discovery on issues relating to statutory damages, liability for willful infringement, and theories of secondary liability including alter ego liability. We intend to continue to defend this case vigorously.

We filed suit against Window to the World Communications, Inc. on or about November 22, 2013 in the United States District Court for the Northern District of Illinois. In that action, we seek a declaratory judgment that we are entitled to a compulsory performance license to retransmit defendant’s broadcast content pursuant to Section 111 of the 1976 Copyright Act. The defendant counterclaimed alleging that we streamed broadcast content over the internet in violation of its intellectual property rights. On May 25, 2016 the Court entered partial final judgment for Window to the World Communications, Inc. on its motion for partial summary judgment and denied our claim for declaratory judgment. Specifically, the court ruled that FilmOn X is not entitled to a statutory or compulsory license to retransmit Window to the World Communications, Inc.’s copyrighted programming under Section 111 of the Copyright Act. We have appealed the Court’s entry of partial final judgment on our declaratory relief claim to the Seventh Circuit Court of Appeals. The remainder of the case has been stayed while the appeal is pending. We intend to continue to prosecute this case vigorously.

On August 6, 2015, RMH filed a suit in the U.S. District Court for the Northern District of California against Datapipe, Inc. (“Datapipe”) for a contractual dispute in connection with digital data storage services provided by Datapipe to RMH. On September 1, 2015, Datapipe filed a counterclaim against RMH. The parties are currently involved in settlement negotiations and expect to reach a settlement imminently.

We are also currently parties to other claims, lawsuits and proceedings arising from the ordinary course of business.

Although the results of claims, lawsuits, and proceedings in which we are involved cannot be predicted with certainty, we do not currently believe that the final outcome of the matters discussed above will have a material adverse effect on our business, financial condition, or results of operations. However, defending and prosecuting these claims is costly and can and may impose a significant burden on our management and employees. In addition, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. If we are unable to obtain an outcome which sufficiently protects our rights, successfully defend our use, or allows us time to develop non-infringing technology and content or to otherwise alter our business practices on a timely basis in response to the claims against us, our business, prospects and competitive position may be adversely affected.

Item 1A. Risk Factors

In addition to the information set forth in the Risk Factor section of our Final Prospectus dated August 12, 2016 contained in our Registration Statement on Form S-1, information at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information” and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have experienced significant net losses. The Company has experienced recurring losses since its inception. For the six months ended June 30, 2016, we had a net loss of $12,249,000 and an accumulated deficit of $69,668,000 as of June 30, 2016. Our business strategy may be unsuccessful and no assurance can be given that we will ever have net income. Accordingly, our prospects must be considered in light of the competition, risks, expenses and difficulties frequently encountered by an emerging online media company. Our inability to effectively meet our competition could have an adverse effect on our prospects, operating results and financial condition.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to fund our operations in order to continue our operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. There can be no assurance that we will be successful in any future financing or that it will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and possibly cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2016 Preferred Stock, Private Placements and Common Stock Subscriptions

On May 2, 2016, we received gross proceeds of $2,214,394 from a private placement of our series A preferred stock (the “2016 Private Placement”), convertible into 345,997 shares of our common stock, and warrants to purchase 51,894 shares of common stock, pursuant to the terms of a Securities Purchase Agreement with a small number of accredited investors. We subsequently received on June 24, 2016, an additional $225,600 in gross proceeds from the sale of our series A preferred stock, convertible into 35,250 shares of our common stock, and warrants to purchase 5,287 shares of common stock, in a second closing of the 2016 Private Placement. The proceeds from the sale of the series A preferred stock and warrants are being used by us for working capital and general corporate purposes, including payment of transaction costs and related fees.

The series A preferred stock is convertible into shares of common stock automatically upon the initial closing of our initial offering. The conversion price of the series A preferred stock is $6.40 per share, representing a 20% discount to the initial public offering price per common share in our initial public offering. The conversion price is subject to adjustment if at any time during the period commencing on the closing date of our initial offering and ending on the first anniversary of that date, we issue in a financing additional shares of common stock or other equity or equity-linked securities that exceed an aggregate of 10,000 shares at a purchase, conversion or exercise price less than $6.40 per share. In any such case, we have agreed to issue additional shares of common stock to the investors so that the effective purchase price per share in the 2016 Private Placement is the same per share purchase, conversion or exercise price of such additional shares. No adjustment will be made, however, in respect of shares of common stock or stock options issued to employees, directors or consultants at the then fair market value, or in connection with acquisitions of other entities, not to exceed 10% of the shares then outstanding on a fully-diluted basis, or that would require us to take any action that violates the rules of the Nasdaq Stock Market LLC. Each investor was issued, for no additional consideration, a three-year warrant to purchase a number of shares of our common stock as was equal to 15% of the number of shares into which the series A preferred stock purchased is convertible. The warrants are exercisable commencing upon the closing date of our initial offering. The warrants have an exercise price equal to $8.00 per share, the initial public offering price per share in our initial public offering.

We agreed to provide the investors with “piggyback” registration rights with respect to the resale of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants in a future registration statement under the Securities Act of 1933, subject to limitations on the investors’ shares that may be imposed by the underwriter of a public offering. In connection with our 2016 Private Placement, the investors entered into lock-up agreements with us that prohibit those investors from, directly or indirectly, offering, selling, pledging or otherwise transferring or disposing of any of the shares of our common stock underlying the series A preferred stock for a period of six months following the closing date of our initial public offering. Bonwick Capital Partners LLC served as placement agent in connection with our 2016 Private Placement of our series A preferred stock and warrants. The placement agent received an aggregate of $117,364 in sales commissions, plus warrants to purchase 26,681 shares of our common stock at an exercise price of $8.00 per share.

For the three months ended June 30, 2016, our majority shareholder contributed $2,151,000 to fund the Company’s operating deficits. To settle the contributions, the Company issued to the majority shareholder 268,882 shares of the Company’s common stock at a value of $8.00 per share.

Each of the above issuances were made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. For each such sale, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or sophisticated investors, business associates of ours or our executive officers, and transfers were restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they had been given access to the information they requested to make their investment decision, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Further, all of the above-referenced persons had access to our documents and could ask any questions of us. Accordingly, we believe that the issuances of the securities listed above were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

This Form 10-Q is being filed within 45 days from the date of the effectiveness of our Registration Statement on Form S-1.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed August 23, 2012 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed February 25, 2016 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed April 11, 2016 (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

3.5	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

3.6	Bylaws of the Company (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

4.2	Form of Warrant for 2016 Private Placement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

4.3	Form of Underwriter’s Warrant (filed as Exhibit 1.2 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed with the SEC on August 12, 2016 and incorporated herein by reference).

10.1	Underwriting Agreement (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2016 and incorporated herein by reference).

10.2	Escrow Deposit Agreement (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016 and incorporated herein by reference).

10.3	Distribution Agreement between the Company and Alki David Productions Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

10.4	Distribution Agreement between Hologram FOTV Productions Inc. and HUSA Development Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

10.10	Employment Letter with Alkiviades (Alki) David (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 5, 2016 and incorporated herein by reference).

Exhibit Number	Description

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for PEO.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for PFAO.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for PEO.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for PFAO.

101**	Interactive Data Files.

*	Furnished herewith.

**	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 3, 2016

FOTV MEDIA NETWORKS INC.

By:	/s/ Alkiviades David
Alkiviades David, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter van Pruissen
Peter van Pruissen, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer